Form 10-K
period 2016-12-31
Bank of America Merrill Lynch Commercial Mortgage Trust 2015-UBS7
filed 2017-03-29
CIK 1652031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

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

Not applicable.

EXPLANATORY NOTES

The WPC Department Store Portfolio Mortgage Loan, which constituted approximately 2.7% of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the WPC Department Store Portfolio Mortgage Loan which is an asset of the issuing entity and two other pari passu loans, which are not assets of the issuing entity. This loan combination, including the WPC Department Store Portfolio Mortgage Loan, is being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. Midland Loan Services, a Division of PNC Bank, National Association is the master servicer under the Pooling and Servicing Agreement. The responsibilities of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer of the loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement. Thus, the servicer compliance statement provided by Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to the loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Aviare Place Apartments Mortgage Loan, which constituted approximately 0.7% of the asset pool of the issuing entity as of its cut-off date.  The Aviare Place Apartments Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Aviare Place Apartments Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the Morgan Stanley Bank of America Merrill Lynch Trust 2015-C23 transaction, Commission File Number 333-180779-16 (the “MSBAM 2015-C23 Transaction”). This loan combination, including the Aviare Place Apartments Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the MSBAM 2015-C23 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the MSBAM 2015-C23 Transaction. The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the MSBAM 2015-C23 Transaction. Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Charles River Plaza North Mortgage Loan and The Mall of New Hampshire Mortgage Loan, which constituted approximately 9.6% and 6.6%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Charles River Plaza North Mortgage Loan and The Mall of New Hampshire Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Charles River Plaza North Mortgage Loan and three other pari passu loans and one subordinate companion loan, which are not assets of the issuing entity or (b) with respect to The Mall of New Hampshire Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. A pari passu portion of each loan combination was securitized in the CSAIL 2015-C3 Commercial Mortgage Trust transaction, Commission File Number 333-199921-03 (the “CSAIL 2015-C3 Transaction”). These loan combinations, including the Charles River Plaza North Mortgage Loan and The Mall of New Hampshire Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the CSAIL 2015-C3 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K. Midland Loan Services, a Division of PNC Bank, National Association is the master servicer under the pooling and servicing agreement for the CSAIL 2015-C3 Transaction. The responsibilities of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the CSAIL 2015-C3 Transaction. Thus, the servicer compliance statement provided by Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 261 Fifth Avenue Mortgage Loan, which constituted approximately 9.2% of the asset pool of the issuing entity as of its cut-off date.  The 261 Fifth Avenue Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 261 Fifth Avenue Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity.  This loan combination, including the 261 Fifth Avenue Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of the other pari passu portion of the 261 Fifth Avenue loan combination in the Morgan Stanley Bank of America Merrill Lynch Trust 2015-C25 transaction, Commission File Number 333-201743-02 (the “MSBAM 2015-C25 Transaction”). After the closing of the MSBAM 2015-C25 Transaction on October 15, 2015, this loan combination, including the 261 Fifth Avenue Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the MSBAM 2015-C25 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the MSBAM 2015-C25 Transaction. The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the MSBAM 2015-C25 Transaction. Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

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

Rialto Capital Advisors, LLC is the special servicer of The Mall of New Hampshire Mortgage Loan and the special servicer of the Charles River Plaza North Mortgage Loan prior to October 14, 2016. As a result, Rialto Capital Advisors, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Rialto Capital Advisors, LLC in the capacities described above are listed in the Exhibit Index.

AEGON USA Realty Advisors, LLC is the special servicer of the Charles River Plaza North Mortgage Loan, which constituted approximately 9.2% of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the Charles River Plaza North Mortgage Loan from October 14, 2016 until December 31, 2016. As a result, it falls below the de minimus requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the primary servicer of the 261 Fifth Avenue Mortgage Loan and the Aviare Place Apartments Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

With respect to the pari passu loan combination that includes the Aviare Place Apartments Mortgage Loan, the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Wilmington Trust, National Association as trustee of the Aviare Place Apartments Mortgage Loan, listed on the Exhibit Index is omitted from this Annual Report on Form 10-K as it is not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, certificate administrator and custodian.

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”), in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee’s alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). Motions to dismiss all of the actions are pending except for the recently filed State Court Complaint. There can be no assurances as to the outcome of the litigations, or the possible impact of the litigations on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1	Pooling and Servicing Agreement, dated as of September 1, 2015, by and among Banc of America Merrill Lynch Commercial Mortgage Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Pentalpha Surveillance LLC, as Trust Advisor and U.S. Bank National Association, as Trustee, Certificate Administrator, Certificate Registrar, Authenticating Agent and Custodian (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on October 19, 2015 under Commission File No. 333-201743-01 and incorporated by reference herein).

4.2	Pooling and Servicing Agreement, dated as of June 1, 2015, by and among Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as General Special Servicer, Wells Fargo Bank, National Association, as Excluded Mortgage Loan Special Servicer, Pentalpha Surveillance LLC, as Trust Advisor, Wilmington Trust, National Association, as Trustee and Wells Fargo Bank, National Association, as Certificate Administrator, Certificate Registrar, Authenticating Agent and Custodian (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on September 24, 2015 under Commission File No. 333-201743-01 and incorporated by reference herein).

4.3	Pooling and Servicing Agreement, dated as of August 1, 2015, by and among Credit Suisse First Boston Mortgage Securities Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Pentalpha Surveillance LLC, as Operating Advisor, Wells Fargo Bank, National Association, as Certificate Administrator and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K/A filed on September 28, 2015 under Commission File No. 333-199921-03 and incorporated by reference herein).

4.4	Pooling and Servicing Agreement, dated as of October 1, 2015, by and among Banc of America Merrill Lynch Commercial Mortgage Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Pentalpha Surveillance LLC, as Trust Advisor and U.S. Bank National Association, as Trustee, Certificate

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

4.10	Agreement Between Note Holders, dated as of June 4, 2015, by and between Bank of America, N.A., as Initial Note A-1 Holder, and Bank of America, N.A., as Initial Note A-2 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on September 25, 2015 under Commission File No. 333-201743-01 and incorporated by reference herein).

31	Rule 13a-14(d)/15d-14(d) Certifications.

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1	Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.2	LNR Partners, LLC, as Special Servicer

33.3	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian

33.4	Pentalpha Surveillance LLC, as Trust Advisor

33.5	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the WPC Department Store Portfolio Mortgage Loan (see Exhibit 33.1)

33.6	LNR Partners, LLC, as Special Servicer of the WPC Department Store Portfolio Mortgage Loan (see Exhibit 33.2)

33.7	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the WPC Department Store Portfolio Mortgage Loan (see Exhibit 33.3)

33.8	Pentalpha Surveillance LLC, as Trust Advisor of the WPC Department Store Portfolio Mortgage Loan (see Exhibit 33.4)

33.9	Wells Fargo Bank, National Association, as Primary Servicer of the Aviare Place Apartments Mortgage Loan

33.10	LNR Partners, LLC, as Special Servicer of the Aviare Place Apartments Mortgage Loan (see Exhibit 33.2)

33.11	Wilmington Trust, National Association, as Trustee of the Aviare Place Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

33.12	Wells Fargo Bank, National Association, as Certificate Administrator of the Aviare Place Apartments Mortgage Loan

33.13	Wells Fargo Bank, National Association, as Custodian of the Aviare Place Apartments Mortgage Loan

33.14	Pentalpha Surveillance LLC, as Trust Advisor of the Aviare Place Apartments Mortgage Loan (see Exhibit 33.4)

33.15	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Aviare Place Apartments Mortgage Loan

33.16	National Tax Search, LLC, as Servicing Function Participant of the Aviare Place Apartments Mortgage Loan

33.17	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Charles River Plaza North Mortgage Loan (see Exhibit 33.1)

33.18	Rialto Capital Advisors, LLC, as Special Servicer of the Charles River Plaza North Mortgage Loan prior to October 14, 2016

33.19	AEGON USA Realty Advisors, LLC, as Special Servicer of the Charles River Plaza North Mortgage Loan on and after October 14, 2016 (Omitted. See Explanatory Notes)

33.20	Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Charles River Plaza North Mortgage Loan (see Exhibit 33.12)

33.21	Wells Fargo Bank, National Association, as Custodian of the Charles River Plaza North Mortgage Loan (see Exhibit 33.13)

33.22	Pentalpha Surveillance LLC, as Operating Advisor of the Charles River Plaza North Mortgage Loan (see Exhibit 33.4)

33.23	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Mall of New Hampshire Mortgage Loan (see Exhibit 33.1)

33.24	Rialto Capital Advisors, LLC, as Special Servicer of The Mall of New Hampshire Mortgage Loan (see Exhibit 33.18)

33.25	Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of The Mall of New Hampshire Mortgage Loan (see Exhibit 33.12)

33.26	Wells Fargo Bank, National Association, as Custodian of The Mall of New Hampshire Mortgage Loan (see Exhibit 33.13)

33.27	Pentalpha Surveillance LLC, as Operating Advisor of The Mall of New Hampshire Mortgage Loan (see Exhibit 33.4)

33.28	Wells Fargo Bank, National Association, as Primary Servicer of the 261 Fifth Avenue Mortgage Loan (see Exhibit 33.9)

33.29	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 261 Fifth Avenue Mortgage Loan (see Exhibit 33.1)

33.30	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the 261 Fifth Avenue Mortgage Loan (see Exhibit 33.3)

33.31	Pentalpha Surveillance LLC, as Trust Advisor of the 261 Fifth Avenue Mortgage Loan (see Exhibit 33.4)

33.32	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 261 Fifth Avenue Mortgage Loan (see Exhibit 33.15)

33.33	National Tax Search, LLC, as Servicing Function Participant of the 261 Fifth Avenue Mortgage Loan (see Exhibit 33.16)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.2	LNR Partners, LLC, as Special Servicer

34.3	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian

34.4	Pentalpha Surveillance LLC, as Trust Advisor

34.5	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the WPC Department Store Portfolio Mortgage Loan (see Exhibit 34.1)

34.6	LNR Partners, LLC, as Special Servicer of the WPC Department Store Portfolio Mortgage Loan (see Exhibit 34.2)

34.7	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the WPC Department Store Portfolio Mortgage Loan (see Exhibit 34.3)

34.8	Pentalpha Surveillance LLC, as Trust Advisor of the WPC Department Store Portfolio Mortgage Loan (see Exhibit 34.4)

34.9	Wells Fargo Bank, National Association, as Primary Servicer of the Aviare Place Apartments Mortgage Loan

34.10	LNR Partners, LLC, as Special Servicer of the Aviare Place Apartments Mortgage Loan (see Exhibit 34.2)

34.11	Wilmington Trust, National Association, as Trustee of the Aviare Place Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

34.12	Wells Fargo Bank, National Association, as Certificate Administrator of the Aviare Place Apartments Mortgage Loan

34.13	Wells Fargo Bank, National Association, as Custodian of the Aviare Place Apartments Mortgage Loan

34.14	Pentalpha Surveillance LLC, as Trust Advisor of the Aviare Place Apartments Mortgage Loan (see Exhibit 34.4)

34.15	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Aviare Place Apartments Mortgage Loan

34.16	National Tax Search, LLC, as Servicing Function Participant of the Aviare Place Apartments Mortgage Loan

34.17	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Charles River Plaza North Mortgage Loan (see Exhibit 34.1)

34.18	Rialto Capital Advisors, LLC, as Special Servicer of the Charles River Plaza North Mortgage Loan prior to October 14, 2016

34.19	AEGON USA Realty Advisors, LLC, as Special Servicer of the Charles River Plaza North Mortgage Loan on and after October 14, 2016 (Omitted. See Explanatory Notes)

34.20	Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Charles River Plaza North Mortgage Loan (see Exhibit 34.12)

34.21	Wells Fargo Bank, National Association, as Custodian of the Charles River Plaza North Mortgage Loan (see Exhibit 34.13)

34.22	Pentalpha Surveillance LLC, as Operating Advisor of the Charles River Plaza North Mortgage Loan (see Exhibit 34.4)

34.23	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Mall of New Hampshire Mortgage Loan (see Exhibit 34.1)

34.24	Rialto Capital Advisors, LLC, as Special Servicer of The Mall of New Hampshire Mortgage Loan (see Exhibit 34.18)

34.25	Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of The Mall of New Hampshire Mortgage Loan (see Exhibit 34.12)

34.26	Wells Fargo Bank, National Association, as Custodian of The Mall of New Hampshire Mortgage Loan (see Exhibit 34.13)

34.27	Pentalpha Surveillance LLC, as Operating Advisor of The Mall of New Hampshire Mortgage Loan (see Exhibit 34.4)

34.28	Wells Fargo Bank, National Association, as Primary Servicer of the 261 Fifth Avenue Mortgage Loan (see Exhibit 34.9)

34.29	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 261 Fifth Avenue Mortgage Loan (see Exhibit 34.1)

34.30	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the 261 Fifth Avenue Mortgage Loan (see Exhibit 34.3)

34.31	Pentalpha Surveillance LLC, as Trust Advisor of the 261 Fifth Avenue Mortgage Loan (see Exhibit 34.4)

34.32	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 261 Fifth Avenue Mortgage Loan (see Exhibit 34.15)

34.33	National Tax Search, LLC, as Servicing Function Participant of the 261 Fifth Avenue Mortgage Loan (see Exhibit 34.16)

35	Servicer compliance statements.

35.1	Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.2	LNR Partners, LLC, as Special Servicer

35.3	U.S. Bank National Association, as Certificate Administrator

35.4	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the WPC Department Store Portfolio Mortgage Loan (see Exhibit 35.1)

35.5	LNR Partners, LLC, as Special Servicer of the WPC Department Store Portfolio Mortgage Loan (see Exhibit 35.2)

35.6	U.S. Bank National Association, as Certificate Administrator of the WPC Department Store Portfolio Mortgage Loan (see Exhibit 35.3)

35.7	Wells Fargo Bank, National Association, as Primary Servicer of the Aviare Place Apartments Mortgage Loan

35.8	LNR Partners, LLC, as Special Servicer of the Aviare Place Apartments Mortgage Loan (see Exhibit 35.2)

35.9	Wells Fargo Bank, National Association, as Certificate Administrator of the Aviare Place Apartments Mortgage Loan

35.10	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Charles River Plaza North Mortgage Loan (see Exhibit 35.1)

35.11	Rialto Capital Advisors, LLC, as Special Servicer of the Charles River Plaza North Mortgage Loan prior to October 14, 2016

35.12	AEGON USA Realty Advisors, LLC, as Special Servicer of the Charles River Plaza North Mortgage Loan on and after October 14, 2016 (Omitted. See Explanatory Notes)

35.13	Wells Fargo Bank, National Association, as Certificate Administrator of the Charles River Plaza North Mortgage Loan

35.14	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Mall of New Hampshire Mortgage Loan (see Exhibit 35.1)

35.15	Rialto Capital Advisors, LLC, as Special Servicer of The Mall of New Hampshire Mortgage Loan

35.16	Wells Fargo Bank, National Association, as Certificate Administrator of The Mall of New Hampshire Mortgage Loan (see Exhibit 35.13)

35.17	Wells Fargo Bank, National Association, as Primary Servicer of the 261 Fifth Avenue Mortgage Loan

35.18	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 261 Fifth Avenue Mortgage Loan (see Exhibit 35.1)

35.19	U.S. Bank National Association, as Certificate Administrator of the 261 Fifth Avenue Mortgage Loan (see Exhibit 35.3)

99.1	Mortgage Loan Purchase Agreement, dated as of September 14, 2015, between Banc of America Merrill Lynch Commercial Mortgage Inc. and Bank of America, National Association (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K/A filed on October 19, 2015 under Commission File No. 333-201743-01 and incorporated by reference herein)

99.2	Mortgage Loan Purchase Agreement, dated as of September 14, 2015, between Banc of America Merrill Lynch Commercial Mortgage Inc. and UBS Real Estate Securities Inc. (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K/A filed on October 19, 2015 under Commission File No. 333-201743-01 and incorporated by reference herein)

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

Banc of America Merrill Lynch Commercial Mortgage Inc.
(Depositor)

/s/ Leland F. Bunch, III
Leland F. Bunch, III, President and Chief Executive Officer
(senior officer in charge of securitization of the depositor)

Date: March 29, 2017