Form 10-K
period 2017-12-31
Bank of America Merrill Lynch Commercial Mortgage Trust 2015-UBS7
filed 2018-03-27
CIK 1652031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐   Yes   ☒   No

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

Pentalpha Surveillance LLC is the trust advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the Charles River Plaza North Mortgage Loan, The Mall of New Hampshire Mortgage Loan, the 261 Fifth Avenue Mortgage Loan and the Aviare Place Apartments Mortgage Loan. As a result, Pentalpha Surveillance LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha Surveillance LLC in the capacities described above are listed in the Exhibit Index.

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

With respect to the pari passu loan combinations that include the Charles River Plaza North Mortgage Loan, The Mall of New Hampshire Mortgage Loan and the Aviare Place Apartments Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Wilmington Trust, National Association as trustee of the Aviare Place Apartments Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity and (ii) the servicer compliance statement of AEGON USA Realty Advisors, LLC as special servicer of the Charles River Plaza North Mortgage Loan, listed on the Exhibit Index is omitted from this Annual Report on Form 10-K as it is not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because it is an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to U.S. Bank National Association as trustee, certificate administrator and custodian, and Wells Fargo Bank, National Association, as certificate administrator, custodian and trustee:

Since 2014 various plaintiffs or groups of plaintiffs, primarily investors, have filed claims against U.S. Bank National Association (“U.S. Bank”), in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage-backed securities (“RMBS”) trusts. The plaintiffs or plaintiff groups have filed substantially similar complaints against other RMBS trustees, including Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo. The complaints against U.S. Bank allege the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and assert causes of action based upon the trustee’s purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality. The complaints also assert that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and that the trustee purportedly failed to abide by a heightened standard of care following alleged events of default.

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above with the most substantial case being: BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 770 trusts) and its companion case BlackRock Core Bond Portfolio et al v. U.S Bank National Association, No. 14-cv-9401 (S.D.N.Y.). Some of the trusts implicated in the aforementioned Blackrock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.

U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”) in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee’s alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). In September 2017, Royal Park Investments SA/NV (“Royal Park”), one of the plaintiffs in the District Court cases against Wells Fargo Bank, filed a putative class action complaint relating to two trusts seeking declaratory and injunctive relief and money damages based on Wells Fargo Bank’s indemnification from trust funds for legal fees and expenses Wells Fargo Bank incurs or has incurred in defending the District Court case filed by Royal Park. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs’ claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

4.3	Pooling and Servicing Agreement, dated as of August 1, 2015, by and among Credit Suisse First Boston Mortgage Securities Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Pentalpha Surveillance LLC, as Operating Advisor, Wells Fargo Bank, National Association, as Certificate Administrator and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on September 25, 2015 under Commission File No. 333-201743-01 and incorporated by reference herein).

4.4	Pooling and Servicing Agreement, dated as of October 1, 2015, by and among Banc of America Merrill Lynch Commercial Mortgage Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Pentalpha Surveillance LLC, as Trust Advisor and U.S. Bank National Association, as Trustee, Certificate Administrator, Certificate Registrar, Authenticating Agent and Custodian (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K/A filed on October 19, 2015 under Commission File No. 333-201743-01 and incorporated by reference herein).

4.5	Amended and Restated Agreement Between Noteholders, dated as of September 15, 2015, by and between Wells Fargo Bank, National Association, not in its individual capacity but solely as Trustee, for the benefit of the Holders of CSAIL 2015 C-3 Mortgage Trust Commercial Mortgage Pass-Through Certificates, as Note A-1 Holder and Note A-2 Holder, UBS Real Estate Securities Inc., as Note A-3-1 Holder and Note A-3-2 Holder, and Prima Mortgage Investment Trust, LLC, as Junior Noteholder (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on September 25, 2015 under Commission File No. 333-201743-01 and incorporated by reference herein).

4.6	Agreement Between Note Holders, dated as of September 3, 2015, by and between Bank of America, N.A., as Initial Note A-1 Holder, and Bank of America, N.A., as Initial Note A-2 Holder (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on September 25, 2015 under Commission File No. 333-201743-01 and incorporated by reference herein).

4.7	Co-Lender Agreement, dated as of August 18, 2015, by and between UBS Real Estate Securities Inc., as Initial Note A-1 Holder, and UBS Real Estate Securities Inc., as Initial Note A-2 Holder (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on September 25, 2015 under Commission File No. 333-201743-01 and incorporated by reference herein).

4.8	Agreement Between Noteholders, dated as of September 24, 2015, by and between UBS Real Estate Securities Inc., as Senior Noteholder, and UBS Real Estate Securities Inc., as Junior Noteholder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on September 25, 2015 under Commission File No. 333-201743-01 and incorporated by reference herein).

4.9	Co-Lender Agreement, dated as of August 18, 2015, by and among UBS Real Estate Securities Inc., as Initial Note A-1 Holder, and UBS Real Estate Securities Inc., as Initial Note A-2 Holder, and UBS Real Estate Securities Inc., as Initial Note A-3 Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on September 25, 2015 under Commission File No. 333-201743-01 and incorporated by reference herein).

4.10	Agreement Between Note Holders, dated as of June 4, 2015, by and between Bank of America, N.A., as Initial Note A-1 Holder, and Bank of America, N.A., as Initial Note A-2 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on September 25, 2015 under Commission File No. 333-201743-01 and incorporated by reference herein).

31	Rule 13a-14(d)/15d-14(d) Certifications.

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1	Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.2	LNR Partners, LLC, as Special Servicer

33.3	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian

33.4	Pentalpha Surveillance LLC, as Trust Advisor

33.5	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the WPC Department Store Portfolio Mortgage Loan (see Exhibit 33.1)

33.6	LNR Partners, LLC, as Special Servicer of the WPC Department Store Portfolio Mortgage Loan (see Exhibit 33.2)

33.7	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the WPC Department Store Portfolio Mortgage Loan (see Exhibit 33.3)

33.8	Pentalpha Surveillance LLC, as Trust Advisor of the WPC Department Store Portfolio Mortgage Loan (see Exhibit 33.4)

33.9	Wells Fargo Bank, National Association, as Primary Servicer of the Aviare Place Apartments Mortgage Loan

33.10	LNR Partners, LLC, as Special Servicer of the Aviare Place Apartments Mortgage Loan (see Exhibit 33.2)

33.11	Wilmington Trust, National Association, as Trustee of the Aviare Place Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

33.12	Wells Fargo Bank, National Association, as Certificate Administrator of the Aviare Place Apartments Mortgage Loan

33.13	Wells Fargo Bank, National Association, as Custodian of the Aviare Place Apartments Mortgage Loan

33.14	Pentalpha Surveillance LLC, as Trust Advisor of the Aviare Place Apartments Mortgage Loan (see Exhibit 33.4)

33.15	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Aviare Place Apartments Mortgage Loan

33.16	National Tax Search, LLC, as Servicing Function Participant of the Aviare Place Apartments Mortgage Loan

33.17	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Charles River Plaza North Mortgage Loan (see Exhibit 33.1)

33.18	AEGON USA Realty Advisors, LLC, as Special Servicer of the Charles River Plaza North Mortgage Loan

33.19	Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Charles River Plaza North Mortgage Loan (see Exhibit 33.12)

33.20	Wells Fargo Bank, National Association, as Custodian of the Charles River Plaza North Mortgage Loan (see Exhibit 33.13)

33.21	Pentalpha Surveillance LLC, as Operating Advisor of the Charles River Plaza North Mortgage Loan (see Exhibit 33.4)

33.22	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Mall of New Hampshire Mortgage Loan (see Exhibit 33.1)

33.23	Rialto Capital Advisors, LLC, as Special Servicer of The Mall of New Hampshire Mortgage Loan

33.24	Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of The Mall of New Hampshire Mortgage Loan (see Exhibit 33.12)

33.25	Wells Fargo Bank, National Association, as Custodian of the The Mall of New Hampshire Mortgage Loan (See Exhibit 33.13)

33.26	Pentalpha Surveillance LLC, as Operating Advisor of The Mall of New Hampshire Mortgage Loan (see Exhibit 33.4)

33.27	Wells Fargo Bank, National Association, as Primary Servicer of the 261 Fifth Avenue Mortgage Loan (see Exhibit 33.9)

33.28	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 261 Fifth Avenue Mortgage Loan (see Exhibit 33.1)

33.29	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the 261 Fifth Avenue Mortgage Loan (see Exhibit 33.3)

33.30	Pentalpha Surveillance LLC, as Trust Advisor of the 261 Fifth Avenue Mortgage Loan (see Exhibit 33.4)

33.31	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 261 Fifth Avenue Mortgage Loan (see Exhibit 33.15)

33.32	National Tax Search, LLC, as Servicing Function Participant of the 261 Fifth Avenue Mortgage Loan (see Exhibit 33.16)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.2	LNR Partners, LLC, as Special Servicer

34.3	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian

34.4	Pentalpha Surveillance LLC, as Trust Advisor

34.5	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the WPC Department Store Portfolio Mortgage Loan (see Exhibit 34.1)

34.6	LNR Partners, LLC, as Special Servicer of the WPC Department Store Portfolio Mortgage Loan (see Exhibit 34.2)

34.7	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the WPC Department Store Portfolio Mortgage Loan (see Exhibit 34.3)

34.8	Pentalpha Surveillance LLC, as Trust Advisor of the WPC Department Store Portfolio Mortgage Loan (see Exhibit 34.4)

34.9	Wells Fargo Bank, National Association, as Primary Servicer of the Aviare Place Apartments Mortgage Loan

34.10	LNR Partners, LLC, as Special Servicer of the Aviare Place Apartments Mortgage Loan (see Exhibit 34.2)

34.11	Wilmington Trust, National Association, as Trustee of the Aviare Place Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

34.12	Wells Fargo Bank, National Association, as Certificate Administrator of the Aviare Place Apartments Mortgage Loan

34.13	Wells Fargo Bank, National Association, as Custodian of the Aviare Place Apartments Mortgage Loan

34.14	Pentalpha Surveillance LLC, as Trust Advisor of the Aviare Place Apartments Mortgage Loan (see Exhibit 34.4)

34.15	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Aviare Place Apartments Mortgage Loan

34.16	National Tax Search, LLC, as Servicing Function Participant of the Aviare Place Apartments Mortgage Loan

34.17	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Charles River Plaza North Mortgage Loan (see Exhibit 34.1)

34.18	AEGON USA Realty Advisors, LLC, as Special Servicer of the Charles River Plaza North Mortgage Loan

34.19	Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Charles River Plaza North Mortgage Loan (see Exhibit 34.12)

34.20	Wells Fargo Bank, National Association, as Custodian of the Charles River Plaza North Mortgage Loan (see Exhibit 34.13)

34.21	Pentalpha Surveillance LLC, as Operating Advisor of the Charles River Plaza North Mortgage Loan (see Exhibit 34.4)

34.22	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Mall of New Hampshire Mortgage Loan (see Exhibit 34.1)

34.23	Rialto Capital Advisors, LLC, as Special Servicer of The Mall of New Hampshire Mortgage Loan

34.24	Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of The Mall of New Hampshire Mortgage Loan (see Exhibit 34.12)

34.25	Wells Fargo Bank, National Association, as Custodian of The Mall of New Hampshire Mortgage Loan (see Exhibit 34.13)

34.26	Pentalpha Surveillance LLC, as Operating Advisor of The Mall of New Hampshire Mortgage Loan (see Exhibit 34.4)

34.27	Wells Fargo Bank, National Association, as Primary Servicer of the 261 Fifth Avenue Mortgage Loan (see Exhibit 34.9)

34.28	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 261 Fifth Avenue Mortgage Loan (see Exhibit 34.1)

34.29	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the 261 Fifth Avenue Mortgage Loan (see Exhibit 34.3)

34.30	Pentalpha Surveillance LLC, as Trust Advisor of the 261 Fifth Avenue Mortgage Loan (see Exhibit 34.4)

34.31	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 261 Fifth Avenue Mortgage Loan (see Exhibit 34.15)

34.32	National Tax Search, LLC, as Servicing Function Participant of the 261 Fifth Avenue Mortgage Loan (see Exhibit 34.16)

35	Servicer compliance statements.

35.1	Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.2	LNR Partners, LLC, as Special Servicer

35.3	U.S. Bank National Association, as Certificate Administrator

35.4	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the WPC Department Store Portfolio Mortgage Loan (see Exhibit 35.1)

35.5	LNR Partners, LLC, as Special Servicer of the WPC Department Store Portfolio Mortgage Loan (see Exhibit 35.2)

35.6	U.S. Bank National Association, as Certificate Administrator of the WPC Department Store Portfolio Mortgage Loan (see Exhibit 35.3)

35.7	Wells Fargo Bank, National Association, as Primary Servicer of the Aviare Place Apartments Mortgage Loan

35.8	LNR Partners, LLC, as Special Servicer of the Aviare Place Apartments Mortgage Loan (see Exhibit 35.2)

35.9	Wells Fargo Bank, National Association, as Certificate Administrator of the Aviare Place Apartments Mortgage Loan

35.10	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Charles River Plaza North Mortgage Loan (see Exhibit 35.1)

35.11	AEGON USA Realty Advisors, LLC, as Special Servicer of the Charles River Plaza North Mortgage Loan (Omitted. See Explanatory Notes)

35.12	Wells Fargo Bank, National Association, as Certificate Administrator of the Charles River Plaza North Mortgage Loan (see Exhibit 35.9)

35.13	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Mall of New Hampshire Mortgage Loan (see Exhibit 35.1)

35.14	Rialto Capital Advisors, LLC, as Special Servicer of The Mall of New Hampshire Mortgage Loan

35.15	Wells Fargo Bank, National Association, as Certificate Administrator of The Mall of New Hampshire Mortgage Loan (see Exhibit 35.9)

35.16	Wells Fargo Bank, National Association, as Primary Servicer of the 261 Fifth Avenue Mortgage Loan

35.17	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 261 Fifth Avenue Mortgage Loan (see Exhibit 35.1)

35.18	U.S. Bank National Association, as Certificate Administrator of the 261 Fifth Avenue Mortgage Loan

99.1	Mortgage Loan Purchase Agreement, dated as of September 14, 2015, between Banc of America Merrill Lynch Commercial Mortgage Inc. and Bank of America, National Association (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K/A filed on October 19, 2015 under Commission File No. 333-201743-01 and incorporated by reference herein)

99.2	Mortgage Loan Purchase Agreement, dated as of September 14, 2015, between Banc of America Merrill Lynch Commercial Mortgage Inc. and UBS Real Estate Securities Inc. (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K/A filed on October 19, 2015 under Commission File No. 333-201743-01 and incorporated by reference herein)

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

Date: March 26, 2018

